Form 10-K
period 2005-12-31
Banc of America Commercial Mortgage Inc., Series 2005-4
filed 2006-03-28
CIK 1338265

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127779-01


        Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-4

     (Exact name of registrant as specified in its charter)


  New York                                          54-2184239
  (State or other jurisdiction of                   54-2184240
  incorporation or organization)                    54-6675919
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


      Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Specail Servicer, the REMIC Administrator or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 47.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 5, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) Bank of American, N.A., as Master Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>
      d) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>




     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-4
    (Registrant)


  Signed: Banc of America Commercial Mortgage Inc., as Depositor

  By:     Steven L. Hogue, Vice President

  By: /s/ Steven L. Hogue, Vice President

  Dated: March 27, 2006


  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on October 5, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2005.


      a) Bank of America, N.A., as Master Servicer <F1>
      b) LNR Partners, Inc., as Special Servicer <F1>
      c) Bank of American, N.A., as Master Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>
      d) LNR Partners, Inc., as Special Servicer with respect to the Pacific
         Arts Plaza Whole Loan <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Banc of America Commercial Mortgage Inc.
  Commercial Mortgage Pass-Through Certificates
  Series 2005-4 (the "Trust")

  I, George G. Ellison, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust formed pursuant to the Pooling and Servicing Agreement (the ("Pooling and Servicing Agreement") dated as of September 1, 2005 among Banc of America Commercial Mortgage Inc., as Depositor, Bank of America, N.A., as Master Servicer, LNR Partners, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee and REMIC Administrator;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer and Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's and Special Servicer's compliance with the minimum servicing standards based upon each report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     LNR Partners, Inc., as Special Servicer, Wells Fargo Bank N.A., as Trustee and REMIC Administrator, Capstone Realty Advisors, Inc., as Sub-Servicer, Collateral Mortgage Capital, LLC, as Sub-Servicer, Financial Federal Savings Bank, as Sub-Servicer, Laureate Capital LLC, as Sub-Servicer, CBRE Melody & Company of Texas, LP, as Sub-Servicer, Northmarq Capital, Inc., as Sub-Servicer, CFC Advisory Services Limited Partnership, as Sub-Servicer, Midland Loan Services, Inc., as Sub-Servicer, GMAC Commercial Mortgage, Inc., as Sub-Servicer, and Holliday Fenoglio Fowler, L.P., as Sub-Servicer.


     Date: March 28, 2006

     /s/ George G. Ellison
     Signature

     Senior Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants


To the Board of Directors and Shareholders of Bank of America, N.A. Capital Markets Servicing Group:


We have examined management's assertion about Bank of America, N.A.'s Capital Markets Servicing Group ("CMSG"), as master servicer, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005, included in the accompanying management assertion (see Exhibit I), except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers. Management is responsible for CMSG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about CMSG's compliance, as master servicer, except as that assertion relates to the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers, based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CMSG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. The primary servicing of loans in this portfolio is performed by subservicers on behalf of CMSG. Consequently, we did not perform procedures regarding the minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CMSG's compliance with the minimum servicing standards.

In our opinion, management's assertion that CMSG, as master servicer, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, except as that assertion relates to minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V, and VI, for which the primary servicing of loans is performed by subservicers and as noted in the accompanying management assertion.


/S/ PricewaterhouseCoopers LLP

March 3, 2006


(page)


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 3, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. Capital Markets Servicing Group ("CMSG") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.

As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager

/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.1 (b)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com


Report of Independent Certified Public Accountants

To LNR Partners, Inc.

We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 3, 2006



A Member Practice of Ernst & Young Global


(page)


Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

BACM 2005-4


                                                                         Not
Minimum Servicing Standards                             Applicable   Applicable

I. Custodial Bank Accounts

1.Reconciliations shall be prepared on a monthly
basis for all custodial bank accounts and related                          X
bank clearing accounts.

2.Funds of the servicing entity shall be advanced
in cases where there is an overdraft in an investor's                      X
or a mortgagor's account.

3.Each custodial account shall be maintained at a
federally insured depository institution in trust for                      X
the applicable investor.

4.Escrow funds held in trust for a mortgagor shall be
returned to the mortgagor within thirty (30) calendar                      X
days of payoff of the mortgage loan.

II. Mortgage Payments

1.Mortgage payments shall be deposited into the
custodial bank accounts and related bank clearing                          X
accounts within two business days of receipt.

2.Mortgage payments made in accordance with the
mortgagor's loan documents shall be posted to the                          X
applicable mortgagor records within two business days of receipt.

3.Mortgage payments shall be allocated to principal,
interest, insurance, taxes or other escrow items in           X
accordance with the mortgagor's loan documents.

4.Mortgage payments identified as loan payoffs shall be
allocated in accordance with the mortgagor's loan             X
documents.



1


(page)

                                                                         Not
Minimum Servicing Standards                             Applicable   Applicable

III. Disbursements

1.Disbursements made via wire transfer on behalf of a
mortgagor or investor shall be made only by authorized                     X
personnel.

2.Disbursements made on behalf of mortgagor or investor
shall be posted within two business days to the                            X
mortgagor's or investor's records maintained by the servicing entity.

3.Tax and insurance payments shall be made on or before
the penalty or insurance policy expiration dates, as
indicated on tax bills and insurance premium notices,                      X
respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4.Any late payment penalties paid in conjunction with
the payment of any tax bill or insurance premium notice
shall be paid from the servicing entity's funds and not                    X
charged to the mortgagor, unless the late payment was due to the mortgagor's error or omision.

5.Amounts remitted to investors per the servicer's
investor reports shall agree with canceled checks, or                      X
other form of payment, or custodial bank statements.

6.Unused checks shall be safeguarded so as to prevent                      X
unauthorized access.

IV. Investor Accounting and Reporting

1.The servicing entity's investor reports shall agree
with or reconcile to investors' records on a monthly            X
basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1.The servicing entity's mortgage loan records shall
agree with, or reconcile to, the records of mortgagors                     X
with respect to the unpaid principal balance on a monthly basis.

2.Adjustments on ARM loans shall be computed based on                      X
the related mortgage note and any ARM rider.

3.Escrow accounts shall be analyzed, in accordance
with the mortgagor's loan documents, on at least                           X
an annual basis.


2


(page)

                                                                         Not
Minimum Servicing Standards                             Applicable   Applicable

V. Mortgagor Loan Accounting (continued)

4.Interest on escrow accounts shall be paid, or
credited, to mortgagors in accordance with the
applicable state laws. (A compilation of state                             X
laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON
DEMAND service. For more information, contact MBA.)

VI. Delinquencies

1.Records documenting collection efforts shall be
maintained during the period a loan is in default and
shall be updated at least monthly. Such records shall
describe the entity's activities in monitoring                X
delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1.A fidelity bond and errors and omissions policy shall
be in effect on the servicing entity throughout the           X
reporting period in the amount of coverage represented to investors in management's assertion.




3






  EX-99.1 (c)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com


Report of Independent Certified Public Accountants


To LNR Partners, Inc.


We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 3, 2006


A Member Practice of Ernst & Young Global


(page)


Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

BACM 2005-3


                                                                      Not
Minimum Servicing Standards                          Applicable       Applicable


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a
   monthly basis for all custodial bank accounts                          X
   and related bank clearing accounts.

2. Funds of the servicing entity shall be
   advanced in cases where there is an overdraft                          X
   in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at
   a federally insured depository institution in                          X
   trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor
   shall be returned to the mortgagor within
   thirty (30) calendar days of payoff of the                             X
   mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the
   custodial bank accounts and related bank
   clearing accounts within two business days of                          X
   receipt.

2. Mortgage payments made in accordance with the
   mortgagor's loan documents shall be posted to
   the applicable mortgagor records within two                            X
   business days of receipt.

3. Mortgage payments shall be allocated to
   principal, interest, insurance, taxes or
   other escrow items in accordance with the             X
   mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs
   shall be allocated in accordance with the             X
   mortgagor's loan documents.


1


(page)


                                                                      Not
Minimum Servicing Standards                          Applicable       Applicable


III. Disbursements

1. Disbursements made via wire transfer on behalf
   of a mortgagor or investor shall be made only                         X
   by authorized personnel.

2. Disbursements made on behalf of mortgagor or
   investor shall be posted within two business
   days to the mortgagor's or investor's records                         X
   maintained by the servicing entity.

3. Tax and insurance payments shall be made on
   or before the penalty or insurance policy
   expiration dates, as indicated on tax bills
   and insurance premium notices, respectively,                          X
   provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction
   with the payment of any tax bill or insurance
   premium notice shall be paid from the servicing
   entity's funds and not charged to the mortgagor,                      X
   unless the late payment was due to the
   mortgagor's error or omision.

5. Amounts remitted to investors per the servicer's
   investor reports shall agree with canceled
   checks, or other form of payment, or custodial                        X
   bank statements.

6. Unused checks shall be safeguarded so as to
   prevent unauthorized access;                                          X


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall
   agree with or reconcile to investos' records on
   a monthly basis as to the total unpaid                X
   principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records
   shall agree with, or reconcile to, the records
   of mortgagors with respect to the unpaid                              X
   principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed
   based on the related mortgage note and any                            X
   ARM rider.

3. Escrow accounts shall be analyzed, in
   accordance with the mortgagor's loan                                  X
   documents, on at least an annual basis.


2


(page)


                                                                      Not
Minimum Servicing Standards                          Applicable       Applicable


V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or
   credited, to mortgagors in accordance with the
   applicable state laws. (A compilation of state
   laws relating to the payment of interest on                           X
   escrow accounts maybe obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)


VI. Delinquencies

1. Records documenting collection efforts shall
   be maintained during the period a loan is in
   default and shall be updated at least monthly.
   Such records shall describe the entity's
   activities in monitoring delinquent loans              X
   including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (e.g., illness or unemployment).


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy
   shall be in effect on the servicing entity
   throughout the reporting period in the amount          X
   of coverage represented to investors in
   management's assertion.


3





  EX-99.2 (a)
Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 3, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. Capital Markets Servicing Group ("CMSG") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), except for minimum servicing standards I.4, II, III.2, III.3, III.4, III.6, V and VI, for which primary servicing of loans is performed by subservicers.

As of and for this same period, Bank of America, N.A. had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Sean D. Reilly
Sean D. Reilly
Principal - Commercial Loans Site Manager

/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.2 (b)
(logo) LNR Partners, Inc.


March 13, 2006


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention:   Corporate Trust Department
             Banc of America Commercial Mortgage Inc. Series 2005-4

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    Banc of America Commercial Mortgage Pass Through Certificates, Series 2005-4

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Bank of America, N.A.
    Capital Markets Servicing Group, NC1-026-06-01
    900 West Trade Street, Suite 650
    Charlotte, NC 28255
    Servicing Manager





1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

(page)

BACM 2005-4
March 13, 2006
Page 2


Banc of America Commercial Mortgage, Inc.
214 North Tryon Street
Charlotte, NC 28255
Stephen Hogue/NC1-027-22-03

Banc of America Commercial Mortgage, Inc.
100 North Tryon Street, 20th Floor
Charlotte, NC 28255
Paul Kurzeja, Esq., Assistant General Counsel

Fitch, Inc.
Commercial Mortgage-Backed Surveillance
One State Street Plaza, 31st Floor
New York, NY 10004
Commercial Mortgage Group Surveillance Manager

Standard & Poor's Rating Services, Inc.
55 Water Street, 41st Floor
New York, NY 10041-0003
Commercial Mortgage Surveillance Group

Cadwalader, Wickersham & Taft LLP
277 West Trade Street, 24th Floor
Charlotte, NC 28202
Henry A. LaBrun, Esq.

First Chicago Capital Corporation
21 S. Clark, 14th Floor, Suite IL1-0616
Chicago, IL 60670-0616
Kathleen M. Laird

Capital Trust, Inc.
140 Park Avnue, 14th Floor
New York, NY 10022
Loan Administrator






  EX-99.2 (c)
(logo) LNR Partners,Inc.


March 13, 2006


LaSalle Bank, N.A.
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603
Attention: Nick Xeros
           Banc of America Commercial Mortgage Inc. Series 2005-3

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    Banc of America Commercial Mortgage Pass Through Certificates, Series 2005-3

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Bank of America, N.A.
    Capital Markets Servicing Group NC1-026-06-01
    900 West Trade Street, Suite 650
    Charlotte, NC 28255
    Servicing Manager


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601


(page)


BACM 2005-3
March 13, 2006
Page 2


Banc of America Commercial Mortgage, Inc.
214 North Tryon Street
Charlotte, NC 28255
Stephen Hogue/NC1-027-22-03

Banc of America Commercial Mortgage, Inc.
100 North Tryon Street, 20th Floor
Charlotte, NC 28255
Paul Kurzeja, Esq., Assistant General Counsel

Moody's Investor's Service, Inc.
99 Church Street
New York, NY 10007
CMBS Monitoring

Standard & Poor's Rating Services, Inc.
55 Water Street, 41st Floor
New York, NY 10041-0003
Commercial Mortgage Surveillance Manager





  EX-99.3 (a)
(logo) Bank of America


Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


Re: Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-4


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., hereby certifies that (i) a review of the activities for the period ending December 31, 2005 and of its performance under the Sub-Servicing Agreement and the Pooling and Servicing Agreement dated as of September 1, 2005 have been made under my supervision; (ii) to the best of my knowledge, based on such review, Bank of America has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) Bank of America has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.


Bank of America, N.A.


/s/ Sean D. Reilly
Sean D. Reilly
Principal


/s/ H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.3 (b)
ANNUAL PERFORMANCE CERTIFICATION
OF
LNR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of September 1, 2005 (the "Agreement"), by and among Banc of America Commercial Mortgage, Inc., as Depositor, Bank of America, N.A., as Master Servicer, Wells Fargo Bank, N.A., as Trustee and REMIC Administrator, and LNR Partners, Inc., as Special Servicer
(BACM 2005-4)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, Inc., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company for the year ended December 31, 2005 and of the Company's performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects from the Closing Date and through such period ended December 31, 2005; and (iii) the Company has received no notice regarding qualification, or challenging the status, of any Component Mortgage Loan REMIC, REMIC I, REMIC II, as a REMIC from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.





  EX-99.3 (c)
(logo)Bank of America


Bank of America N.A.
900 West Trade Street
Suite 650
NC1-026-06-01
Charlotte, NC 28255
www.bankamerica.com


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE
(Pacific Arts Plaza Whole Loan)


Re: Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-4 (the "Trust"), created pursuant to that certain pooling and servicing agreement, dated as of September 1, 2005 (the "Pooling and Servicing Agreement"), among Banc of America Commercial Mortgage Inc., as depositor, Bank of America, N.A., as master servicer, LNR Partners, Inc., as special servicer, and Wells Fargo Bank, N.A., as trustee and REMIC administrator.


In connection with the above-referenced transaction the undersigned officer, on behalf of Bank of America, N.A., as master servicer (the "Lead Servicer"), with respect to the Pacific Arts Plaza Whole Loan (as defined in the Pooling and Servicing Agreement) a part of which is included in the Trust, under that certain pooling and servicing agreement (the "Lead Servicing Agreement") dated as of July 1, 2005, among Banc of America Commercial Mortgage Inc., as depositor, the Lead Servicer, LNR Partners, Inc., as special servicer, LaSalle Bank National Association, as trustee and REMIC administrator, and ABN AMRO Bank N.V., as fiscal agent, hereby certifies that (i) with respect to the Pacific Arts Plaza Whole Loan, a review of the activities for the period ending December 31, 2005 and of the Lead Servicer's performance under the Leading Servicing Agreement dated as of July 1, 2005, have been made under my supervision; (ii) to the best of my knowledge, based on such review, the Lead Servicer, with respect to the Pacific Arts Plaza Whole Loan, has fulfilled all of its obligations under the agreements in all material respects throughout the aforementioned period; and (iii) the Lead Servicer, with respect to the Pacific Arts Plaza Whole Loan, has received no notice regarding qualification, or challenging the status, of any portion of the Trust fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

Bank of America, N.A

/s/Sean D. Reilly
Sean D. Reilly
Principal

/s/H. Michael Lumadue
H. Michael Lumadue
Vice President





  EX-99.3 (d)
ANNUAL PERFORMANCE CERTIFICATION
OF
LNR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of July 1, 2005 (the "Agreement"), by and among Banc of America Commercial Mortgage, Inc., as Depositor, Bank of America, N.A., as Master Servicer, LaSalle Bank National Association, as Trustee and REMIC Administrator, ABN AMRO Bank N.V., as Fiscal Agent and LNR Partners, Inc., as Special Servicer
(BACM 2005-3)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, Inc., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company for the year ended December 31, 2005 and of the Company's performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects from the Closing Date and through such period ended December 31, 2005; and (iii) the Company has received no notice regarding qualification, or challenging the status, of any Component Mortgage Loan REMIC, REMIC I, REMIC II, as a REMIC from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.





   EX-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              554,555.88          1,353,355.67                 0.00              49,146,644.33
   A-1A                           2,786,119.97            135,229.81                 0.00             227,999,770.19
   A-2                            2,566,605.00                  0.00                 0.00             215,500,000.00
   A-3                            1,074,797.25                  0.00                 0.00              87,900,000.00
   A-4                              912,031.99                  0.00                 0.00              70,000,000.00
   A-5A                           5,992,744.05                  0.00                 0.00             485,931,000.00
   A-5B                             867,216.87                  0.00                 0.00              69,419,000.00
   A-J                            1,223,264.19                  0.00                 0.00              97,123,000.00
   A-SB                             744,139.98                  0.00                 0.00              61,158,000.00
   B                                405,780.63                  0.00                 0.00              31,714,000.00
   C                                204,039.96                  0.00                 0.00              15,857,000.00
   D                                384,913.23                  0.00                 0.00              29,731,000.00
   E                                232,424.83                  0.00                 0.00              17,839,000.00
   F                                258,248.37                  0.00                 0.00              19,821,000.00
   G                                232,424.83                  0.00                 0.00              17,839,000.00
   H                                309,895.44                  0.00                 0.00              23,785,000.00
   J                                 93,264.87                  0.00                 0.00               7,929,000.00
   K                                 93,253.11                  0.00                 0.00               7,928,000.00
   L                                 93,253.11                  0.00                 0.00               7,928,000.00
   M                                 46,626.54                  0.00                 0.00               3,964,000.00
   N                                 69,951.60                  0.00                 0.00               5,947,000.00
   O                                 69,939.84                  0.00                 0.00               5,946,000.00
   P                                279,585.26                  0.00                 0.00              23,785,793.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.01
   XC                               161,829.13                  0.00                 0.00           1,584,191,207.52
   XP                               996,316.67                  0.00                 0.00           1,543,628,000.00